Form 10-Q
period 1995-03-31
SWIFT ENERGY INCOME PARTNERS 1987-A LTD
filed 1995-05-12
CIK 820155

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  March 31, 1995

                                          OR

              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________


                           Commission File number  0-17024


                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                (Exact name of registrant as specified in its charter)


                       Texas                                76-0215132
           (State or other jurisdiction                  (I.R.S. Employer
                 of organization)                       Identification No.)

                          16825 Northchase Drive, Suite 400
                                 Houston, Texas 77060
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (713) 874-2700
                 (Registrant's telephone number, including area code)

                                         None
           (Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X      No_____

                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

                                        INDEX




          PART I.    FINANCIAL INFORMATION                             PAGE


                ITEM 1.    Financial Statements

                      Balance Sheets

                      - March 31, 1995 and December 31, 1994              3

                      Statements of Operations

                      - Three month periods ended March 31,
                        1995 and 1994                                     4

                      Statements of Cash Flows

                      - Three month periods ended March 31,
                        1995 and 1994                                     5

                      Notes to Financial Statements                       6


                ITEM 2.    Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                     7

          PART II.    OTHER INFORMATION                                   8


          SIGNATURES                                                      9

                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                                    BALANCE SHEETS


                                                                             March 31, 1995   December 31, 1995
                                                                             ______________   _________________

                                                                             (Unaudited)

                 ASSETS:

                 Current Assets:
                      Cash and cash equivalents                              $     1,465      $    1,385
                      Oil and gas sales receivable                               209,937         238,703
                                                                             ___________      __________

                        Total Current Assets                                     211,402         240,088
                                                                             ___________      __________

                 Oil and Gas Properties, using full cost
                      accounting                                              13,978,903      13,926,844
                 Less-Accumulated depreciation, depletion
                      and amortization                                       (10,123,413)     (9,815,595)
                                                                             ___________      __________

                                                                               3,855,490       4,111,249
                                                                             ___________      __________

                                                                             $ 4,066,892      $4,351,337
                                                                             ===========      ==========


                 LIABILITIES AND PARTNERS' CAPITAL:

                 Current Liabilities:
                      Accounts payable and accrued liabilities               $   547,786      $  533,021
                      Current portion of note payable                            127,778         127,778
                                                                             ___________      __________

                           Total Current Liabilities                             675,564         660,799
                                                                             ___________      __________

                 Note payable to a Bank, net
                      of current portion                                           4,560          36,504

                 Deferred Revenues                                               149,606         150,808

                 Partners' Capital                                             3,237,162       3,503,226
                                                                             ___________      __________

                                                                             $ 4,066,892      $4,351,337
                                                                             ===========      ==========

                   See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)






                                                                                      Three Months Ended March 31,
                                                                                      ________________________________________
                                                                                             1995                 1994
                                                                                      __________________     __________________

                 REVENUES:
                     Oil and gas sales                                                $ 222,717              $ 270,480
                     Interest income                                                          6                      3
                     Other                                                                3,433                  2,257
                                                                                      _________              _________

                                                                                        226,156                272,740

                 COSTS AND EXPENSES:
                     Lease operating                                                     77,143                 97,462
                     Production taxes                                                    12,780                 19,306
                     Depreciation, depletion
                        and amortization -
                          Normal provision                                               86,446                 95,985
                          Additional provision                                          221,372                   --
                     General and administrative                                          26,589                 30,282
                     Interest expense                                                     7,126                  8,411
                                                                                      _________              _________

                                                                                        431,456                251,446
                                                                                      _________              _________

                 NET INCOME (LOSS)                                                    $(205,300)             $  21,294
                                                                                      =========              =========

                 Limited Partners' net income (loss)
                   per unit

                 March 31, 1995            $ (13.62)
                                           ========
                 March 31, 1994            $   1.41
                                           ========

                    See accompanying note to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                              __________________________
                                                                                              1995             1994
                                                                                              ___________      _________

                 CASH FLOWS FROM OPERATING ACTIVITIES:
                     Income (loss)                                                            $ (205,300)      $  21,294
                     Adjustments to reconcile income (loss) to
                       net cash provided by operations:
                       Depreciation, depletion and amortization                                  307,818          95,985
                       Deferred revenues                                                          (1,202)         30,510
                       Change in assets and liabilities:
                         (Increase) decrease in oil and gas sales
                           receivable                                                             28,766          14,276
                         Increase (decrease) in accounts payable
                           and accrued liabilities                                                14,765         (28,199)
                                                                                              __________       _________

                                 Net cash provided by (used in)
                                   operating activities                                          144,847         133,866
                                                                                              __________       _________

                 CASH FLOWS FROM INVESTING ACTIVITIES:
                     Additions to oil and gas properties                                         (52,059)        (41,755)
                     Proceeds from sales of oil and gas properties                                   --           53,884
                                                                                              __________       _________
                                 Net cash provided by (used in)
                                   investing activities                                          (52,059)         12,129
                                                                                              __________       _________

                 CASH FLOWS FROM FINANCING ACTIVITIES:
                     Cash distributions to partners                                              (60,764)       (114,046)
                     Payment on notes payable                                                    (31,944)        (31,944)
                                                                                              __________       _________

                                 Net cash provided by (used in)
                                   financing activities                                          (92,708)       (145,990)
                                                                                              __________       _________
                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 80               5
                                                                                              __________       _________
                 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,385           1,162
                                                                                              __________       _________

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    1,465       $   1,167
                                                                                              ==========       =========

                 Supplemental disclosure of cash flow information:
                     Cash paid during the period for interest                                 $    3,882       $   5,254
                                                                                              ==========       =========

                   See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)



          (1)  General Information -

                    The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1994 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Managing General Partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

          (2)  Deferred Revenues -

                    Deferred Revenues represent a gas imbalance liability assumed as part of property acquisitions. The imbalance is accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to deferred revenues.

          (3)  Concentrations of Credit Risk -

                    The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

          General

               The Partnership was formed for the purpose of investing in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and result of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for such property acquisitions. The interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires producing properties, net cash from operations becomes available for distribution, along with the investment income. After Partnership funds have been expended on producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, oil and gas sales generate substantially all revenues, and distributions to partners reflect those revenues less all associated Partnership expenses. The Partnership may also derive proceeds from the sale of acquired oil and gas properties, when the sale of such properties is economically appropriate or preferable to continued operation.

          Liquidity and Capital Resources

               The Partnership  has completed acquisition  of producing oil
          and   gas  properties,   expending  all   of  limited   partners'
          commitments available for property acquisitions.

               The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General
          Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

          Results of Operations

               Oil and gas sales declined $47,763 or 18 percent in the first quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas prices. A decline in gas prices of 32 percent or $.66/MCF had a significant impact on Partnership performance. Also, current quarter gas and oil production declined 7 percent and 13 percent, respectively, when compared to first quarter 1994 production volumes, further contributing to decreased revenues. Increased oil prices of 61 percent or $5.86/BBL partially offset the revenue declines.

               Associated depreciation expense decreased 10 percent or $9,539.

               The   Partnership  recorded   an  additional   provision  in
          depreciation, depletion and amortization in the first quarter of 1995 for $221,372 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

               During 1995, Partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                             PART II - OTHER INFORMATION



          ITEM 5.    OTHER INFORMATION


                                        -NONE-

                                      SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT ENERGY INCOME
                                        PARTNERS 1987-A, LTD.
                                        (Registrant)

                                   By:  SWIFT ENERGY COMPANY
                                        Managing General Partner

          Date:     May 12, 1995   By:  /s/ John R. Alden
          -----------------------       --------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

          Date:     May 12, 1995   By:  /s/ Alton D. Heckaman, Jr.
          -----------------------       --------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer