Form 10-Q
period 1995-06-30
SWIFT ENERGY INCOME PARTNERS 1987-A LTD
filed 1995-08-14
CIK 820155

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  June 30, 1995

                                          OR

              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

                           Commission File number  0-17024


                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                (Exact name of registrant as specified in its charter)


                       Texas                      76-0215132
                 (State or other               (I.R.S. Employer
          jurisdiction of organization)       Identification No.)


                          16825 Northchase Drive, Suite 400
                                 Houston, Texas 77060
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (713)874-2700
                 (Registrant's telephone number, including area code)

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

          Yes    X     No
              -------     -------

                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

                                        INDEX





          PART I.    FINANCIAL INFORMATION                             PAGE


                ITEM 1.    Financial Statements

                      Balance Sheets

                      - June 30, 1995 and December 31, 1994               3

                      Statements of Operations

                      - Three month  and six month periods ended
                        June 30, 1995 and 1994                            4

                      Statements of Cash Flows

                      - Six month periods ended June 30, 1995 and 1994
                                                                          5

                      Notes to Financial Statements                       6

                ITEM 2.    Management's Discussion and
                           Analysis of Financial Condition and
                           Results of Operations                          7

          PART II.    OTHER INFORMATION                                   9


          SIGNATURES                                                     10

                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                                    BALANCE SHEETS



                                                                                      June 30,                 December 31,
                                                                                        1995                      1994
                                                                                     ____________              ____________
                                                                                     (Unaudited)

                          ASSETS:

                          Current Assets:
                               Cash and cash equivalents                             $     1,628               $     1,385
                               Oil and gas sales receivable                              218,362                   238,703
                                                                                     ___________               ___________
                                    Total Current Assets                                 219,990                   240,088
                                                                                     ___________               ___________
                          Oil and Gas Properties, using full cost
                               accounting  13,977,581       13,926,844
                          Less-Accumulated depreciation, depletion
                               and amortization                                      (10,548,977)               (9,815,595)
                                                                                     ___________               ___________
                                                                                       3,428,604                 4,111,249
                                                                                     $ 3,648,594               $ 4,351,337
                                                                                     ===========               ===========

                          LIABILITIES AND PARTNERS' CAPITAL:

                          Current Liabilities:
                               Accounts payable and accrued liabilities              $   522,489               $   533,021
                               Current portion of note payable                           100,393                   127,778
                                                                                     ___________               ___________
                                    Total Current Liabilities                            622,882                   660,799
                                                                                     ___________               ___________
                          Note payable to a Bank, net
                               of current portion                                             --                    36,504

                          Deferred Revenues                                              153,285                   150,808

                          Partners' Capital                                            2,872,427                 3,503,226
                                                                                     ___________               ___________
                                                                                     $ 3,648,594               $ 4,351,337
                                                                                     ===========               ===========


                   See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)





                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                         June 30,
                                                             _______________________________   _______________________________

                                                                      1995          1994           1995              1994
                                                             _______________  ______________   ______________   ______________

                 REVENUES:
                    Oil and gas sales                        $      232,794   $      328,367   $      455,511   $      598,847
                    Interest income                                      96                9              103               11
                    Other                                             3,448            2,576            6,882            4,832
                                                            ---------------  ---------------  ---------------  ---------------
                                                                    236,338          330,952          462,496          603,690
                                                            ---------------  ---------------  ---------------  ---------------

                 COSTS AND EXPENSES:
                    Lease operating                                  82,523           79,880          159,665          177,342
                    Production taxes                                 14,432           19,243           27,212           38,549
                    Depreciation, depletion
                       and amortization -
                          Normal provision                           82,470          103,290          168,916          199,275
                          Additional provision                      343,094               --          564,466               --
                    General and administrative                       25,794           45,262           52,386           75,541
                    Interest expense                                 17,245            8,363           24,371           16,774
                                                            ---------------  ---------------  ---------------  ---------------
                                                                    565,558          256,038          997,016          507,481
                                                            ---------------  ---------------  ---------------  ---------------
                 NET INCOME (LOSS)                          $      (329,220) $        74,914  $      (534,520) $        96,209
                                                            ===============  ===============   ==============  ===============



                 Limited Partners' net income (loss)
                    per unit                                $        (21.84) $         4.97   $        (35.46) $          6.38
                                                             ===============  ==============   ==============   ==============







                    See accompanying note to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                              Six Months Ended
                                                                                                        June 30,
                                                                                              _________________________________
                                                                                                 1995                  1994
                                                                                              _________             ___________
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                     Income (loss)                                                            $(534,520)            $    96,209
                     Adjustments to reconcile income (loss) to
                       net cash provided by operations:
                       Depreciation, depletion and amortization                                 733,382                 199,275
                       Deferred revenues                                                          2,477                  15,623
                       Change in assets and liabilities:
                         (Increase) decrease in oil and gas sales receivable                     20,341                 (43,674)
                         Increase (decrease) in accounts payable
                           and accrued liabilities                                              (10,532)                 27,026
                                                                                              _________             ___________
                       Net cash provided by (used in) operating activities                      211,148                 294,459
                                                                                              _________             ___________
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                     Additions to oil and gas properties                                        (76,018)                (70,012)
                     Proceeds from sales of oil and gas properties                               25,281                  62,125
                                                                                              _________             ___________
                       Net cash provided by (used in) investing activities                      (50,737)                 (7,887)
                                                                                              _________             ___________
                 CASH FLOWS FROM FINANCING ACTIVITIES:
                     Cash distributions to partners                                             (96,279)               (222,583)
                     Payments on note payable                                                   (63,889)                (63,889)
                                                                                              _________             ___________
                       Net cash provided by (used in) financing activities                     (160,168)               (286,472)
                                                                                              _________             ___________
                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               243                     100
                                                                                              _________             ___________
                 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 1,385                   1,162
                                                                                              _________             ___________
                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   1,628             $     1,262
                                                                                              =========             ===========
                 Supplemental disclosure of cash flow information:
                    Cash paid during the period for interest                                  $   7,170             $     9,822
                                                                                              =========             ===========




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

             The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

          RESULTS OF OPERATIONS

             The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1995 (current quarter) when compared to the quarter ended June 30, 1994 (corresponding quarter), and for the six months ended June 30, 1995 (current period), when compared to the six months ended June 30, 1994 (corresponding period).

          Three Months Ended June 30, 1995 and 1994

             Oil and gas sales declined $95,573 or 29 percent in the second quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas prices. A decline in gas prices of 25 percent or $.52/MCF had a significant impact on partnership performance. Also, current quarter oil and gas production declined 22 percent and 15 percent, respectively, when compared to second quarter 1994 production volumes, further contributing to decreased revenues. Increased oil prices of 11 percent or $1.50/BBL partially offset the revenue declines.

             Associated   depreciation  expense  decreased  20  percent  or
          $20,820.

             The Partnership recorded an additional provision in depreciation, depletion and amortization in the second quarter of 1995 for $343,094 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                      SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)





          Six Months Ended June 30, 1995 and 1994

             Oil and gas sales decreased $143,336 or 24 percent in the first six months of 1995 over the corresponding period in 1994. A decline in the current period gas prices of 28 percent or $.59/MCF had a significant impact on partnership performance. Also, current period gas and oil production declined 11 percent and 18 percent, respectively, when compared to the corresponding period in 1994, further contributing to decreased income. Increased oil prices of 31 percent or $3.68/BBL partially offset the revenue declines.

             Associated   depreciation  expense  decreased  15  percent  or
          $30,359.

             The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1995 for $564,466 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                                  SWIFT ENERGY INCOME
                                                  PARTNERS 1987-A, LTD.
                                                  (Registrant)

                                            By:   SWIFT ENERGY COMPANY
                                                  Managing General Partner


          Date:     August 11, 1995         By:   /s/ John R. Alden
                   -----------------------        ------------------------
                                                  John R. Alden
                                                  Senior Vice President,
                                                  Secretary and Principal
                                                  Financial Officer

          Date:     August 12, 1995         By:   /s/Alton D. Heckaman, Jr.
                   -----------------------        -------------------------
                                                  Alton D. Heckaman, Jr.
                                                  Vice President,
                                                  Controller and Principal
                                                  Accounting Officer

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


                                                  SWIFT ENERGY INCOME
                                                  PARTNERS 1987-A, LTD.
                                                  (Registrant)

                                            By:   SWIFT ENERGY COMPANY
                                                  Managing General Partner


          Date:    August 11, 1995          By:
                                                  -------------------------
                                                  John R. Alden
                                                  Senior Vice President,
                                                  Secretary and Principal
                                                  Financial Officer

          Date:    August 11, 1995          By:
                                                  -------------------------
                                                  Alton D. Heckaman, Jr.
                                                  Vice President,
                                                  Controller and Principal
                                                  Accounting Officer