Form 10-Q
period 1995-09-30
SWIFT ENERGY INCOME PARTNERS 1987-A LTD
filed 1995-11-14
CIK 820155

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED September 30, 1995

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

Yes  X      No
    ---        ---

                  SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

                                    INDEX


PART I.    FINANCIAL INFORMATION                                          Page
                                                                          ----
      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - September 30, 1995 and December 31, 1994                  3

            Statements of Operations

                - Three month and nine month periods ended
                   September 30, 1995 and 1994                              4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1995 and 1994      5

            Notes to Financial Statements                                   6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                        7

PART II.    OTHER INFORMATION                                               9


SIGNATURES                                                                 10

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                                BALANCE SHEETS

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1995             1994
                                                 -------------    ------------
                                                  (Unaudited)
ASSETS:

Current Assets:
  Cash and cash equivalents                       $      1,770    $     1,385
  Oil and gas sales receivable                         124,675        238,703
                                                  ------------    -----------
    Total Current Assets                               126,445        240,088
                                                  ------------    -----------
Oil and Gas Properties, using full cost
  accounting                                        14,007,344     13,926,844
Less-Accumulated depreciation, depletion
  and amortization                                 (10,669,883)    (9,815,595)
                                                  ------------    -----------
                                                     3,337,461      4,111,249
                                                  ------------    -----------
                                                  $  3,463,906    $ 4,351,337
                                                  ============    ===========
LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
  Accounts payable and accrued liabilities        $    513,080    $   533,021
  Current portion of note payable                       68,449        127,778
                                                  ------------    -----------
    Total Current Liabilities                          581,529        660,799
                                                  ------------    -----------
Note payable to a Bank, net
  of current portion                                        --         36,504

Deferred Revenues                                      153,258        150,808

Partners' Capital                                    2,729,119      3,503,226
                                                  ------------    -----------
                                                  $  3,463,906    $ 4,351,337
                                                  ============    ===========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                     SEPTEMBER 30,              SEPTEMBER 30,
                                 ---------------------     -----------------------
                                   1995         1994          1995          1994
                                 --------     --------     ----------     --------
REVENUES:
   Oil and gas sales             $132,221     $288,197     $  587,732     $887,044
   Interest income                     52           11            155           23
   Other                            2,544        2,660          9,426        7,493
                                 --------     --------     ----------     --------
                                  134,817      290,868        597,313      894,560
                                 --------     --------     ----------     --------
COSTS AND EXPENSES:
   Lease operating                 65,046       71,965        224,711      249,307
   Production taxes                 7,546       15,838         34,759       54,387
   Depreciation, depletion
      and amortization -
        Normal provision           44,469       96,297        213,385      295,572
        Additional provision       76,437           --        640,903           --
   General and administrative      25,666       39,753         78,051      115,296
   Interest expense                12,797        8,107         37,167       24,881
                                 --------     --------     ----------     --------
                                  231,961      231,960      1,228,976      739,443
                                 --------     --------     ----------     --------
NET INCOME (LOSS)                $(97,144)    $ 58,908     $ (631,663)    $155,117
                                 ========     ========     ==========     ========

LIMITED PARTNERS' NET INCOME
  (LOSS) PER UNIT                $  (6.45)    $   3.91     $   (41.91)    $  10.29
                                 ========     ========     ==========     ========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             -----------------------
                                                                1995          1994
                                                             ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (Loss)                                              $(631,663)    $ 155,117
  Adjustments to reconcile income (loss) to
    net cash provided by operations:
    Depreciation, depletion and amortization                   854,288       295,572
    Deferred revenues                                            2,450         7,881
    Change in assets and liabilities:
      (Increase) decrease in oil and gas sales receivable      114,028        (6,909)
      Increase (decrease) in accounts payable
        and accrued liabilities                                (19,941)        8,601
                                                             ---------     ---------
         Net cash provided by (used in) operating
           activities                                          319,162       460,262
                                                             ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties                         (106,400)      (90,095)
  Proceeds from sales of oil and gas properties                 25,900        62,213
                                                             ---------     ---------
         Net cash provided by (used in) investing
           activities                                          (80,500)      (27,882)
                                                             ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to partners                              (142,444)     (340,940)
  Payments on note payable                                     (95,833)      (91,273)
                                                             ---------     ---------
         Net cash provided by (used in) financing
           activities                                         (238,277)     (432,213)
                                                             ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               385           167
                                                             ---------     ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 1,385         1,162
                                                             ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   1,770     $   1,329
                                                             =========     =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                   $   9,736     $  14,382
                                                             =========     =========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



(1)  GENERAL INFORMATION -

          The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1994 which has been taken from the audited financial statements at that date.The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2) DEFERRED REVENUES -

          Deferred Revenues represent a gas imbalance liability assumed as part of property acquisitions. The imbalance is accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to deferred revenues.

(3) CONCENTRATION OF CREDIT RISK -

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership has completed acquisition of producing oil and gas properties, expending all of the limited partners' commitments available for property acquisitions.

     The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1995 (current quarter) when compared to the quarter ended September 30, 1994 (corresponding quarter), and for the nine months ended September 30, 1995 (current period), when compared to the nine months ended September 30, 1994 (corresponding period).

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Oil and gas sales declined $155,976 or 54 percent in the current quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas and oil production. Current quarter gas and oil production declined 51 percent and 38 percent, respectively, when compared to third quarter 1994 production volumes. A decline in gas and oil prices of 14 percent or $.25/MCF and 18 percent or $3.05/BBL, respectively, further contributed to decreased revenues.

      Associated depreciation expense decreased 54 percent or $51,828.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1995 for $76,437 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at September 30, 1994, the Partnership would have recorded an additional provision at September 30, 1994 in the amount of $448,517. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

                  SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Oil and gas sales decreased $299,312 or 34 percent in the first nine months of 1995 over the corresponding period in 1994. A decline of 24 percent in gas production and 24 percent in oil production were significant factors in the decreased revenues for the period. Also, current period gas prices decreased 25 percent or $.48/MCF compared to the corresponding period in 1994, further contributing to decreased income.

      Associated depreciation expense decreased 28 percent or $82,187.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 for $640,903 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

     During 1995, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                  SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                         PART II - OTHER INFORMATION



ITEM 5.OTHER INFORMATION


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

                                               SWIFT ENERGY INCOME
                                               PARTNERS 1987-A, LTD.
                                               (Registrant)

                                         By:   SWIFT ENERGY COMPANY
                                               Managing General Partner


Date: November 13, 1995                  By:   /s/ John R. Alden
                                               --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date: November 13, 1995                  By:   /s/ Alton D. Heckaman, Jr.
                                               --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer