Form 10-Q
period 1996-03-31
SWIFT ENERGY INCOME PARTNERS 1987-A LTD
filed 1996-05-14
CIK 820155

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

                                      OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________

                        Commission File number 0-17024


                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
            (Exact name of registrant as specified in its charter)

                  TEXAS                                             76-0215132
(State or other jurisdiction of organization)            (I.R.S. Employer Identification No.)


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

                                    INDEX


PART I.    FINANCIAL INFORMATION                                                                               PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - March 31, 1996 and December 31, 1995                                                           3

            Statements of Operations

                - Three month periods ended March 31, 1996 and 1995

            Statements of Cash Flows                                                                             4

                - Three month periods ended March 31, 1996 and 1995                                              5

            Notes to Financial Statements                                                                        6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                                         7

PART II.    OTHER INFORMATION                                                                                    8


SIGNATURES                                                                                                       9


                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                                BALANCE SHEETS



                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               1996                 1995
                                                                                            ----------           ----------
                                                                                            (Unaudited)

         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,965       $        1,877
              Oil and gas sales receivable                                                    316,345              229,526
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       318,310              231,403
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               2,800                3,600
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   14,075,172           14,069,607
         Less-Accumulated depreciation, depletion
              and amortization                                                            (10,833,899)         (10,752,735)
                                                                                       ---------------      ---------------
                                                                                            3,241,273            3,316,872
                                                                                       ---------------      ---------------
                                                                                       $    3,562,383       $    3,551,875
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      625,972       $      674,950
              Current portion of note payable                                                      --               36,504
                                                                                       ---------------      ---------------
                   Total Current Liabilities                                                  625,972              711,454
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    150,905              153,194

         Partners' Capital                                                                  2,785,506            2,687,227
                                                                                       ---------------      ---------------
                                                                                       $    3,562,383       $    3,551,875
                                                                                       ==============       ==============






                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,

                                                                                       ------------------------

                                                                                         1996            1995

                                                                                      -----------     -----------


         REVENUES:
             Oil and gas sales                                                   $       324,032   $       222,717
             Interest income                                                                 467                 6
             Other                                                                         2,705             3,433
                                                                                 ---------------   ---------------
                                                                                         327,204           226,156
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              74,510            77,143
             Production taxes                                                             11,020            12,780
             Depreciation, depletion
               and amortization -
                  Normal provision                                                        81,164            86,446
                  Additional provision                                                        --           221,372
             General and administrative                                                   34,756            26,589
             Interest expense                                                              9,257             7,126
                                                                                 ---------------   ---------------
                                                                                         210,707           431,456
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       116,497   $      (205,300)
                                                                                 ===============   ================

         LIMITED PARTNERS' NET INCOME (LOSS)
             PER UNIT

         MARCH 31, 1996                       $          7.73
                                               ==============
         MARCH 31, 1995                       $        (13.62)
                                               ===============






                See accompanying note to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      -------------------------------
                                                                                          1996               1995
                                                                                      ---------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      116,497          $      (205,300)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          81,164                  307,818
      Change in gas imbalance receivable
          and deferred revenues                                                         (1,489)                  (1,202)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            (86,819)                  28,766
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (48,978)                  14,765
                                                                               ---------------          ---------------
                Net cash provided by (used in) operating activities                     60,375                  144,847
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (5,565)                 (52,059)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (18,218)                 (60,764)
    Payment on notes payable                                                           (36,504)                 (31,944)
                                                                               ---------------          ---------------
                Net cash provided by (used in) financing activities                    (54,722)                 (92,708)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        88                       80
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,877                    1,385
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,965          $         1,465
                                                                                   ===========              ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $       10,175          $         3,882
                                                                                   ===========              ===========










               See accompanying notes to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



(1)  GENERAL INFORMATION -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  GAS IMBALANCES -

                  The gas imbalance receivable and deferred revenues are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable.

(3)  VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

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

(4)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

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

RESULTS OF OPERATIONS

      Oil and gas sales increased $101,315 or 45 percent in the first quarter of 1996 when compared to the same period in 1995, partially due to increased gas and oil prices. An increase in gas prices of 36 percent or $.50/MCF and in oil prices of 13 percent or $2.08/BBL had a significant impact on partnership performance. Current quarter gas and oil production declined 24 percent and 33 percent, respectively, when compared to first quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

      Also, current quarter oil and gas sales increased due to the settlement of pending litigation on the Kaiser Francis I acquisition, Cassel 1-17 well. Take or pay proceeds were received in the amount of $119,150 and recorded in the March revenues.

      Associated depreciation expense decreased 6 percent or $5,282.

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

      During 1996, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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

Date:     May 1, 1996                                       By:        /s/ John R. Alden
         -----------------------                                       --------------------------------
                                                                       John R. Alden
                                                                       Senior Vice President, Secretary
                                                                       and Principal Financial Officer

Date:     May 1, 1996                                       By:        /s/ Alton D. Heckaman, Jr.
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


                              INDEX TO EXHIBITS



27 --   Financial Data Schedule