Form 10-Q
period 1996-06-30
SWIFT ENERGY INCOME PARTNERS 1987-A LTD
filed 1996-08-14
CIK 820155

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to ____________

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

Yes  X      No
    ----       ----

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

                                     INDEX





PART I.    FINANCIAL INFORMATION                                                                  PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - June 30, 1996 and December 31, 1995                                               3

            Statements of Operations

                - Three month  and six month periods ended June 30, 1996 and 1995                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1996 and 1995                                    5

            Notes to Financial Statements                                                           6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                            7

PART II.    OTHER INFORMATION                                                                       9


SIGNATURES                                                                                         10

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                                 BALANCE SHEETS



                                                                              JUNE 30,          DECEMBER 31,
                                                                                1996                1995
                                                                          ---------------      --------------
                                                                             (Unaudited)

ASSETS:

Current Assets:
     Cash and cash equivalents                                            $         1,000      $        1,877
     Oil and gas sales receivable                                                 198,428             229,526
                                                                          ---------------      --------------
          Total Current Assets                                                    199,428             231,403
                                                                          ---------------      --------------

Gas Imbalance Receivable                                                            2,556               3,600
                                                                          ---------------      --------------

Oil and Gas Properties, using full cost
     accounting                                                                13,916,512          14,069,607
Less-Accumulated depreciation, depletion
     and amortization                                                         (10,889,949)        (10,752,735)
                                                                          ---------------      --------------
                                                                                3,026,563           3,316,872
                                                                          ---------------      --------------
                                                                          $     3,228,547      $    3,551,875
                                                                          ===============      ==============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts payable and accrued liabilities                             $       286,971      $      674,950
     Current portion of note payable                                                   --              36,504
                                                                          ---------------      --------------
          Total Current Liabilities                                               286,971             711,454
                                                                          ---------------      --------------

Deferred Revenues                                                                 140,720             153,194

Partners' Capital                                                               2,800,856           2,687,227
                                                                          ---------------      --------------
                                                                          $     3,228,547      $    3,551,875
                                                                          ===============      ==============




                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                            -------------------------------   -------------------------------
                                                  1996            1995              1996            1995
                                            --------------   --------------   --------------   --------------
REVENUES:
   Oil and gas sales                        $      205,984   $      232,794   $      530,017   $      455,511
   Interest income                                     533               96              999              103
   Other                                             7,448            3,448           10,152            6,882
                                            --------------   --------------   --------------   --------------
                                                   213,965          236,338          541,168          462,496
                                            --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
   Lease operating                                  57,195           82,523          131,705          159,665
   Production taxes                                 11,362           14,432           22,382           27,212
   Depreciation, depletion
      and amortization -
        Normal provison                             56,050           82,470          137,214          168,916
        Additional provision                            --          343,094               --          564,466
   General and administrative                       34,418           25,794           69,172           52,386
   Interest expense                                  4,397           17,245           13,654           24,371
                                            --------------   --------------   --------------   --------------
                                                   163,422          565,558          374,127          997,016
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                           $       50,543   $     (329,220)  $      167,041   $     (534,520)
                                            ==============   ==============   ==============   ==============

LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                                 $         3.35   $       (21.84)  $        11.08   $       (35.46)
                                            ==============   ==============   ==============   ==============





                 See accompanying note to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                             --------------------------------------
                                                                                  1996                   1995
                                                                             --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                            $      167,041         $      (534,520)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                      137,214                 733,382
      Change in gas imbalance receivable
          and deferred revenues                                                     (11,430)                  2,477
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                          31,098                  20,341
        Increase (decrease) in accounts payable
          and accrued liabilities                                                  (387,979)                (10,532)
                                                                             --------------         ---------------
      Net cash provided by (used in) operating activities                           (64,056)                211,148
                                                                             --------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                             (23,723)                (76,018)
    Proceeds from sales of oil and gas properties                                   176,818                  25,281
                                                                             --------------         ---------------
      Net cash provided by (used in) investing activities                           153,095                 (50,737)
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                  (53,412)                (96,279)
    Payments on note payable                                                        (36,504)                (63,889)
                                                                             --------------         ---------------
      Net cash provided by (used in) financing activities                           (89,916)               (160,168)
                                                                             --------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (877)                    243
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,877                   1,385
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        1,000         $         1,628
                                                                             ==============         ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                  $       14,571         $        18,009
                                                                             ==============         ===============




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

(3)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

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

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1996 (current quarter) when compared to the quarter ended June 30, 1995 (corresponding quarter), and for the six months ended June 30, 1996 (current period), when compared to the six months ended June 30, 1995 (corresponding period).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales declined $26,810 or 12 percent in the second quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased gas and oil production. A decline of 30 percent in gas production and 30 percent in oil production had a significant impact on partnership performance. Current quarter gas and oil prices increased 31 percent or $.48/MCF and 18 percent or $2.73/BBL respectively, partially offsetting the revenue declines.

     Associated depreciation expense decreased 32 percent or $26,420.

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

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales increased $74,506 or 16 percent in the first six months of 1996 over the corresponding period in 1995. An increase in gas prices of 33 percent or $.49/MCF and in oil prices of 16 percent or $2.40/BBL were major contributing factors to the increased revenues for the period. Also, current period oil and gas production decreased 31 percent and 27 percent, respectively, when compared to the corresponding period in 1995, offsetting the effect of increased gas and oil prices.

     Associated depreciation expense decreased 19 percent or $31,702.

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


                                              SWIFT ENERGY INCOME
                                              PARTNERS 1987-A, LTD.
                                              (Registrant)

                                    By:       SWIFT ENERGY COMPANY
                                              Managing General Partner


Date:     August 9, 1996            By:       /s/ John R. Alden
          --------------                      ---------------------------------
                                              John R. Alden
                                              Senior Vice President, Secretary
                                              and Principal Financial Officer

Date:     August 9, 1996            By:       /s/ Alton D. Heckaman, Jr.
          --------------                      ---------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President, Controller
                                              and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                             Description
- -------                            -----------
  27             Financial Data Schedule