Form 10-Q
period 1996-09-30
SWIFT ENERGY INCOME PARTNERS 1987-A LTD
filed 1996-11-08
CIK 820155

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to _______________

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                 PAGE


     ITEM 1.    Financial Statements

           Balance Sheets

              - September 30, 1996 and December 31, 1995                                                          3

           Statements of Operations

              - Three month and nine month periods ended September 30, 1996 and 1995                              4

           Statements of Cash Flows

              - Nine month periods ended September 30, 1996 and 1995                                              5

           Notes to Financial Statements                                                                          6

     ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                          7

PART II.   OTHER INFORMATION                                                                                      9


SIGNATURES                                                                                                       10

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                                 BALANCE SHEETS


                                                                                         September 30,       December 31,
                                                                                             1996                1995
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,019       $        1,877
              Oil and gas sales receivable                                                    220,422              229,526
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       221,441              231,403
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                  --                3,600
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   13,922,923           14,069,607
         Less-Accumulated depreciation, depletion
              and amortization                                                            (10,945,995)         (10,752,735)
                                                                                       ---------------      ---------------
                                                                                            2,976,928            3,316,872
                                                                                       ---------------      ---------------
                                                                                       $    3,198,369       $    3,551,875
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      239,762       $      674,950
              Current portion of note payable                                                      --               36,504
                                                                                       ---------------      ---------------
                   Total Current Liabilities                                                  239,762              711,454
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    132,445              153,194

         Partners' Capital                                                                  2,826,162            2,687,227
                                                                                       ---------------      ---------------
                                                                                       $    3,198,369       $    3,551,875
                                                                                       ===============      ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                     1996              1995            1996            1995
                                              ---------------------------------  ---------------------------------

REVENUES:
   Oil and gas sales                          $       227,598   $       132,221  $       757,615   $       587,732
   Interest income                                        534                52            1,533               155
   Other                                                4,116             2,544           14,269             9,426
                                              ---------------   ---------------  ---------------   ---------------
                                                      232,248           134,817          773,417           597,313
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     59,820            65,046          191,525           224,711
   Production taxes                                    11,498             7,546           33,880            34,759
   Depreciation, depletion
      and amortization -
        Normal provision                               56,046            44,469          193,260           213,385
        Additional provision                               --            76,437               --           640,903
   General and administrative                          29,565            25,666           98,738            78,051
   Interest expense                                     1,263            12,797           14,917            37,167
                                              ---------------   ---------------  ---------------   ---------------
                                                      158,192           231,961          532,320         1,228,976
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        74,056   $       (97,144) $       241,097   $      (631,663)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          4.91   $         (6.45) $         16.00   $        (41.91)
                                              ===============   ===============  ===============   ===============



                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                       1996                    1995
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      241,097          $      (631,663)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         193,260                  854,288
      Change in gas imbalance receivable
         and deferred revenues                                                         (17,149)                   2,450
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              9,104                  114,028
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (435,188)                 (19,941)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      (8,876)                 319,162
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (29,525)                (106,400)
    Proceeds from sales of oil and gas properties                                      176,209                   25,900
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     146,684                  (80,500)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (102,162)                (142,444)
    Payments on note payable                                                           (36,504)                 (95,833)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (138,666)                (238,277)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (858)                     385
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,877                    1,385
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,019          $         1,770
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $       15,834          $         9,736
                                                                               ===============          ===============



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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $95,378 or 72 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 44 percent or $.67/MCF and in oil prices of 43 percent or $6.10/BBL had a significant impact on partnership performance. Also, current quarter gas production increased 25 percent when compared to third quarter 1995 production volumes, further contributing to increased revenues.

      Associated depreciation expense increased 26 percent or $11,577.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $169,883 or 29 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 37 percent or $.55/MCF and in oil prices of 24 percent or $3.61/BBL were major contributing factors to the increased revenues for the period. Also, current period oil and gas production decreased 21 percent and 16 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 9 percent or $20,125.

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


                                                SWIFT ENERGY INCOME
                                                PARTNERS 1987-A, LTD.
                                                (Registrant)

                                    By:         SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:  November 6, 1996              By:        /s/ John R. Alden
       ----------------                         --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 6, 1996              By:        /s/ Alton D. Heckaman, Jr.
       ----------------                         --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer