Form 10-K405
period 1996-12-31
SWIFT ENERGY INCOME PARTNERS 1987-A LTD
filed 1997-03-24
CIK 820155

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________________ to ___________________

                         Commission File number 0-17024


                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                   (Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

         TEXAS                                            76-0215132
(State of Organization)                     (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


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
                                Yes  X      No
                                   -----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Registrant does not have an aggregate market value for its Limited Partnership Interests.

                       Documents Incorporated by Reference

Document                                              Incorporated as to

    Registration Statement No. 33-1875                   Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1996

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

ITEM NO.                                    PART I                                              PAGE
   1                       Business                                                               I-1
   2                       Properties                                                             I-4
   3                       Legal Proceedings                                                      I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                                     I-7


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


                                            PART IV

  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                             IV-1


                                            OTHER

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

         At December 31, 1996, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1996, Swift had 191 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.


Item 2.  Properties

         As of December 31, 1996, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 71% of the value is from the Giddings Field in Fayette and Burleson Counties, Texas (NRG acquisition). The wells produce from the Austin Chalk and Edwards horizons.

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

                                                    Net Production
                                      ------------------------------------------
                                                  For the Years Ended
                                                      December 31,
                                      ------------------------------------------
                                        1996            1995              1994
                                      --------        --------          --------
Net Volumes (Equivalent MCFs)          360,813         456,847          576,656

Average Sales Price
   per Equivalent MCF                  $2.45           $1.81            $1.98

Average Production Cost
   per Equivalent MCF
   (includes production taxes)         $0.76           $0.81            $0.68

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1996, 1995 and 1994. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------------------
                                            1996                          1995                        1994
                                    -----------------------       ---------------------       ---------------------
                                                    Natural                     Natural                     Natural
                                        Oil           Gas           Oil           Gas           Oil           Gas
                                      -------      --------       -------      --------       -------      --------
                                      (BBLS)        (MMCF)         (BBLS)       (MMCF)         (BBLS)        (MMCF)
Proved developed
   reserves at end of year           193,721         3,067       220,107          4,084       351,284         4,129
                                     -------         -----       -------          -----       -------         -----
Proved reserves
   Balance at beginning
     of year                         233,261         4,330       369,697          4,615       419,112         5,229

   Extensions, discoveries
      and other additions                 --            --           535              4           360            --

   Revisions of previous
     estimates                        24,936           144      (116,379)            55       (16,778)          (99)

   Sales of minerals in
     place                           (32,388)         (678)         (830)            (6)       (7,313)          (93)

   Production                        (16,329)         (263)      (19,762)          (338)      (25,684)         (422)
                                     -------         -----       -------          -----       -------         -----

   Balance at end of year            209,480         3,533       233,261          4,330       369,697         4,615
                                     -------         -----       -------          -----       -------         -----

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

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1996:

                                                                 Reserves
                                                             December 31, 1996
                                                           ---------------------

                                                                         Natural                  Wells
                                                       Oil                 Gas            -----------------------
Acquisition                State(s)                  (BBLS)              (MMCF)            Gross            Net
-----------                --------                  ------              -------          ------          -------
Reata                      TX                         40,537                32               11             2.739
Kaiser-Francis II          KS, LA, OK, TX              3,221               585                9             0.634
Majestic                   TX                         17,639                68               10             0.871
Pitco I & II               OK                             --                 1                1             0.009
NRG                        TX                        114,655             2,370               74             5.696
Presidio                   CO, LA, ND,
                           NM, OK, TX,
                           WY                             21                74              220            15.233
Bracken                    TX                         17,837               386               45             0.728
Norcen Explorer            WY                         15,570                17               29             0.239
                                                     -------             -----             ----            ------
                                                     209,480             3,533              399            26.149
                                                     -------             -----             ----            ------

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1996 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1996 and the date of this report.

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

Holders

         As of December 31, 1996, there were 1,800 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1995 and 1996, the Partnership distributed a total of $154,500 and $105,600, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1997, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1996, 1995, 1994, 1993, and 1992, should be read in conjunction with the financial statements included in Item 8.

                                1996               1995               1994              1993             1992
                           -------------      -------------      --------------     ------------     -------------
Revenues                   $   1,032,729      $     844,857      $    1,151,362     $  1,332,503     $   1,466,002
Income (Loss)              $     303,881      $    (635,181)     $     (195,311)    $    185,317     $  (1,058,210)
Total Assets               $   3,169,685      $   3,551,875      $    4,351,337     $  5,105,883     $   5,498,289
Cash Distributions         $     152,952      $     180,818      $      426,978     $    502,686     $     606,298


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership has expended all of the partners' net commitments available for property acquisitions ("net commitments") and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property.The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations will decline in future periods as the oil and gas produced from these properties also declines.

         Subject to 1997 market conditions remaining comparable with 1996, the Managing General Partner ("MGP") anticipates an increase in liquidity provided that certain development work scheduled in 1997 is completed successfully. The Partnership plans to spend in the next two years an estimated $279,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The MGP anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales increased 22 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 40 percent or $.62/MCF and an increase in oil prices of 25 percent or $3.85/BBL. The average sales price per equivalent MCF increased 35 percent in 1996. Production volumes decreased 21 percent due to a 22 percent gas production decrease and a 17 percent oil production decline. The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Production cost per equivalent MCF decreased 6 percent in 1996 compared to 1995 and total production costs decreased 26 percent in 1996.

         Associated depreciation expense decreased 14 percent in 1996 when compared to 1995.

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

                       SWIFT INCOME PARTNERS 1987-A, LTD.


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

         During 1997, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1996. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1997, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 17, 1997 regarding the directors and executive officers of Swift.

                                                  Position(s) with
         Name           Age                   Swift and Other Companies
         ----           ---                   -------------------------
                                    DIRECTORS

A. Earl Swift           63          President, Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift         68          Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans         65          Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen         72          Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery     61          Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.     48          Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow       69          Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift          41          Executive Vice President, Chief
                                    Operating Officer

John R. Alden           51          Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent        49          Senior Vice President - Funds Management

James M. Kitterman      52          Senior Vice President - Operations

Alton D. Heckaman, Jr.  39          Vice President - Finance and Controller


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 3219 Limited Partnership Units, which is 21.36 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

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

               Balance Sheets as of December 31, 1996 and 1995         IV-3

               Statements of Operations for the years ended
                  December 31, 1996, 1995 and 1994                     IV-4

               Statements of Partners' Capital for the years
                  ended December 31, 1996, 1995 and 1994               IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994                     IV-6

               Notes to Financial Statements                           IV-7

       a(2)    FINANCIAL STATEMENT SCHEDULES

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

               99.1 A copy of the following section of the Amended Prospectus dated October 8, 1986, contained in Post-Effective Amendment No. 1 to Registration Statement No. 33-1875 on Form S-1 for Swift Energy Income Partners II, as filed on October 1, 1986, which have been incorporated herein by reference: "Proposed Activities" (pp 27 - 32) and "Conflicts of Interest" (pp. 44 - 48). (Form 10-K for year ended December 31, 1989, Exhibit 28.1).

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Income Partners 1987-A, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1987-A, Ltd., (a Texas limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1987-A, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.






                               ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1997

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                            1996                 1995
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,040       $        1,877
              Oil and gas sales receivable                                                    242,483              229,526
              Receivable due to property disposition                                           71,724                   --
                                                                                       ---------------      --------------
                   Total Current Assets                                                       315,247              231,403
                                                                                       ---------------      --------------

         Gas Imbalance Receivable                                                                  --                3,600
                                                                                       ---------------      --------------

         Oil and Gas Properties, using full cost
              accounting                                                                   13,861,078           14,069,607
         Less-Accumulated depreciation, depletion
              and amortization                                                            (11,006,640)         (10,752,735)
                                                                                       --------------       --------------
                                                                                            2,854,438            3,316,872
                                                                                       --------------       --------------
                                                                                       $    3,169,685       $    3,551,875
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      197,080       $      674,950
              Current portion of note payable                                                      --               36,504
                                                                                       --------------       --------------
                   Total Current Liabilities                                                  197,080              711,454
                                                                                       --------------       --------------

         Deferred Revenues                                                                    134,449              153,194

         Partners' Capital                                                                  2,838,156            2,687,227
                                                                                       --------------       --------------
                                                                                       $    3,169,685       $    3,551,875
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                     1996               1995              1994
                                                               ----------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $     1,014,653  $       829,961   $     1,141,137
   Interest income                                                        1,068            3,109                48
   Other                                                                 17,008           11,787            10,177
                                                                ---------------  ---------------   ---------------
                                                                      1,032,729          844,857         1,151,362
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      225,401          319,444           324,367
   Production taxes                                                      48,435           50,336            69,777
   Depreciation, depletion
       and amortization -
          Normal provision                                              253,905          296,237           400,564
          Additional provision                                               --          640,903           365,525
   General and administrative                                           185,930          119,191           153,841
   Interest expense                                                      15,177           53,927            32,599
                                                                ---------------  ---------------   ---------------
                                                                        728,848        1,480,038         1,346,673
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       303,881  $      (635,181)  $      (195,311)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                  Limited           General         Combining
                                                  Partners          Partners        Adjustment            Total
                                              ---------------   ---------------  ---------------       ------------
Balance,
    December 31, 1993                         $     3,577,145   $       122,259  $       426,111     $    4,125,515

Income (Loss)                                        (155,257)           51,170          (91,224)          (195,311)

Cash Distributions                                   (376,700)          (50,278)              --           (426,978)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1994                               3,045,188           123,151          334,887          3,503,226
                                              ---------------   ---------------  ---------------     --------------

Income (Loss)                                        (567,312)           26,518          (94,387)          (635,181)

Cash Distributions                                   (154,500)          (26,318)              --           (180,818)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1995                               2,323,376           123,351          240,500          2,687,227
                                              ---------------   ---------------  ---------------     --------------

Income (Loss)                                         271,125            48,407          (15,651)           303,881

Cash Distributions                                   (105,600)          (47,352)              --           (152,952)
                                              ---------------   ---------------  ---------------     --------------
Balance,

    December 31, 1996                         $     2,488,901   $       124,406  $       224,849     $    2,838,156
                                              ===============   ===============  ===============     ==============



Limited Partners' net income (loss)
    per unit

      1994                                   $        (10.30)
                                             ===============
      1995                                   $        (37.64)
                                             ===============
      1996                                   $         17.99
                                             ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                       1996             1995              1994
                                                                                ---------------   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       303,881   $      (635,181) $      (195,311)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          253,905           937,140          766,089
      Change in gas imbalance receivable
          and deferred revenues                                                         (15,145)           (1,214)          (1,726)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             (12,957)            9,177           26,747
        (Increase) decrease in receivable due to property disposition                   (71,724)               --               --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (477,870)          141,929           (7,313)
                                                                                ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                   (19,910)          451,851          588,486
                                                                                ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (72,240)         (167,734)        (100,251)
    Proceeds from sales of oil and gas properties                                       280,769            24,971           62,184
                                                                                ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                   208,529          (142,763)         (38,067)
                                                                                ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (152,952)         (180,818)        (426,978)
    Payments on note payable                                                            (36,504)         (127,778)        (123,218)
                                                                                ---------------   ---------------  ---------------
                  Net cash provided by (used in) financing activities                  (189,456)         (308,596)        (550,196)
                                                                                ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (837)              492              223
                                                                                ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            1,877             1,385            1,162
                                                                                ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $         1,040   $         1,877  $         1,385
                                                                                ===============   ===============  ===============
Supplemental disclosure of cash flow information:

     Cash paid during the year for interest                                     $        16,094   $        40,131  $        18,707
                                                                                ===============   ===============  ===============


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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the limited partners and 15 percent to the general partners. After a certain period of partnership operations, but prior to partnership payout, as defined, one-third of these costs and revenues otherwise allocable to the general partners will be reallocated to the limited partners if the cash distribution rate (as defined in the Partnership Agreement) is less than 17.5 percent. Through December 31, 1988, the Partnership's continuing costs and revenues were allocated 85 percent to the limited partners and 15 percent to the general partners. Thereafter one-third of the general partners' share was reallocated to the limited partners as the cash distribution rate fell below
17.5 percent. Payout had not occurred as of December 31, 1996

(2) Significant Accounting Policies -

Use of Estimates --

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

Oil and Gas Properties --

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1996, 1995 and 1994.

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

Statements of Cash Flows --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                                Year Ended December 31,
                                          --------------------------------------
                                            1996          1995             1994
                                          ---------     ---------      ---------
         Acquisition of
           proved properties              $      --     $      --      $      --

         Development                         72,240       167,734        100,251
                                          ---------     ---------      ---------
                                          $  72,240     $ 167,734      $ 100,251
                                          ---------     ---------      ---------


         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

         Interest expense, presented in the accompanying statements of operations, includes amortization of the discount recorded on gas imbalance liabilities assumed in property acquisitions ($16,653 in 1995 and $15,372 in 1994).

         During 1995 and 1994, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for depreciation, depletion and amortization of $640,903 and $365,525, respectively. In computing the Partnership's third quarter 1994 "ceiling limitation", the Partnership utilized the product prices in effect at the date of the filing of the Partnership's report on Form 10-Q. Utilizing these subsequent prices, no write down was required by the Partnership. The write down would have been $448,517 using product prices in effect at September 30, 1994. No such write downs were required in 1996.

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

         A one-time management fee of $376,795 was paid to Swift in 1987 for services related to the evaluation of oil and gas properties and for general services performed for the Partnership. During 1996, 1995 and 1994, the Partnership paid Swift $124,955, $53,888 and $83,363, respectively, as general and administrative overhead allowances.

(5)  Note Payable to a Bank -

         Note payable to a bank at December 31, 1996 and 1995 follows:

                                                             1996        1995
                                                           -------     --------
         Date of current note:   December 29, 1992

         Note payable at 1.25% above the bank's base
         rate (9.75% at December 31, 1995), principal
         payable in quarterly installments of $31,944,
         with the balance due at maturity (January 1,
         1996) collateralized by partnership assets        $    --     $ 36,504

         Less:   Current portion                                --      (36,504)
                                                           -------     --------
         Long-term portion                                 $    --     $     --
                                                           --------    --------


         Note was paid in full at maturity. As provided by the Partnership Agreement, the note payable was obtained to fund development wells. As of December 31, 1996, the Partnership had no outstanding note payable to a Bank.

(6) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1996, 1995 and 1994 was $498,568, $281,260 and $468,547, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD

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


                                            SWIFT ENERGY INCOME
                                            PARTNERS 1987-A, LTD.
                                            (Registrant)

                                   By:      SWIFT ENERGY COMPANY
                                            General Partner

Date:      March 17, 1997          By:      s/b A. Earl Swift
           --------------                   -----------------------------------
                                            A. Earl Swift
                                            President

Date:      March 17, 1997          By:      s/b John R. Alden
           --------------                   -----------------------------------
                                            John R. Alden
                                            Principal Financial Officer

Date:      March 17, 1997          By:      s/b Alton D. Heckaman, Jr.
           --------------                   -----------------------------------
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

                                            SWIFT ENERGY INCOME
                                            PARTNERS 1987-A, LTD.
                                            (Registrant)

                                   By:      SWIFT ENERGY COMPANY
                                            General Partner

Date:      March 17, 1997          By:      s/b A. Earl Swift
           --------------                   -----------------------------------
                                            A. Earl Swift
                                            Director and Principal
                                            Executive Officer

Date:      March 17, 1997          By:      s/b Virgil N. Swift
           --------------                   -----------------------------------
                                            Virgil N. Swift
                                            Director and Executive
                                            Vice President - Business
                                            Development

                   SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.



Date:      March 17, 1997          By:      s/b G. Robert Evans
           --------------                   -----------------------------------
                                            G. Robert Evans
                                            Director

Date:      March 17, 1997          By:      s/b Raymond O. Loen
           --------------                   -----------------------------------
                                            Raymond O. Loen
                                            Director

Date:      March 17, 1997          By:      s/b Henry C. Montgomery
           --------------                   -----------------------------------
                                            Henry C. Montgomery
                                            Director

Date:      March 17, 1997          By:      s/b Clyde W. Smith, Jr.
           --------------                   -----------------------------------
                                            Clyde W. Smith, Jr.
                                            Director

Date:      March 17, 1997          By:      s/b Harold J. Withrow
           --------------                   -----------------------------------
                                            Harold J. Withrow
                                            Director