Form 10-Q
period 1997-03-31
SWIFT ENERGY INCOME PARTNERS 1987-A LTD
filed 1997-05-12
CIK 820155

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________________ to _____________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                    PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996   4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996   5

            Notes to Financial Statements                             6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations              7

PART II.    OTHER INFORMATION                                         8


SIGNATURES                                                            9

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                                 BALANCE SHEETS

                                                                                          March 31,          December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,044       $        1,040
              Oil and gas sales receivable                                                    175,913              242,483
              Receivable due to property disposition                                               --               71,724
                                                                                       --------------       --------------
                   Total Current Assets                                                       176,957              315,247
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                   13,863,238           13,861,078
         Less-Accumulated depreciation, depletion
              and amortization                                                            (11,046,882)         (11,006,640)
                                                                                       --------------       --------------
                                                                                            2,816,356            2,854,438
                                                                                       --------------       --------------
                                                                                       $    2,993,313       $    3,169,685
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       64,394       $      197,080
                                                                                       --------------       --------------

         Deferred Revenues                                                                    134,124              134,449

         Partners' Capital                                                                  2,794,795            2,838,156
                                                                                       ---------------      --------------
                                                                                       $    2,993,313       $    3,169,685
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                 ---------------------------------
                                                                                       1997               1996
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       181,497   $       324,032
             Interest income                                                                 463               467
             Other                                                                         1,841             2,705
                                                                                 ---------------   ---------------
                                                                                         183,801           327,204
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              53,032            74,510
             Production taxes                                                              9,879            11,020
             Depreciation, depletion
               and amortization                                                           40,242            81,164
             General and administrative                                                   36,198            34,756
             Interest expense                                                                 --             9,257
                                                                                 ---------------   ---------------
                                                                                         139,351           210,707
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        44,450   $       116,497
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $          2.95
                                              ===============
         March 31, 1996                       $          7.73
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                     1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       44,450          $       116,497
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          40,242                   81,164
      Change in gas imbalance receivable
          and deferred revenues                                                           (325)                  (1,489)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             66,570                  (86,819)
        (Increase) decrease in other current assets                                     71,724                       --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (132,686)                 (48,978)
                                                                                --------------          ---------------
                Net cash provided by (used in) operating activities                     89,975                   60,375
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (2,160)                  (5,565)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (87,811)                 (18,218)
    Payment on notes payable                                                                --                  (36,504)
                                                                                --------------          ---------------
                Net cash provided by (used in) financing activities                    (87,811)                 (54,722)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         4                       88
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,040                    1,877
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,044          $         1,965
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $        10,175
                                                                                ==============          ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

Results of Operations

      Oil and gas sales declined 44 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to decreased gas and oil production. Gas production decreased 42 percent and oil production declined 37 percent. The decrease in production had a significant impact on partnership performance. Production declines were partially offset by an increase in gas prices of 68 percent, or $1.28/MCF and in oil prices of 9 percent or $1.64/BBL when compared to first quarter 1996 prices.

      Also, current quarter oil and gas sales decreased due to the settlement of pending litigation on the Kaiser Francis I acquisition, Cassel 1-17 well. Take or pay proceeds were received in the amount of $119,150 and recorded in the March 1996 revenues.

      Associated depreciation expense decreased 50 percent or $40,922.

      The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $194,431. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


                                           SWIFT ENERGY INCOME
                                           PARTNERS 1987-A, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner


Date:     May 5, 1997           By:        /s/ John R. Alden
          -----------                      -------------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     May 5, 1997           By:        /s/ Alton D. Heckaman, Jr.
          -----------                      -------------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer