Form 10-Q
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1987-A LTD
filed 1997-08-11
CIK 820155

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

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

                                      INDEX




PART I.    FINANCIAL INFORMATION                                                                  PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                               3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                    4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                    5

            Notes to Financial Statements                                                           6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            7

PART II.    OTHER INFORMATION                                                                       9


SIGNATURES                                                                                         10

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                                 BALANCE SHEETS



                                                                                           June 30,           December 31,
                                                                                             1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,057       $        1,040
              Oil and gas sales receivable                                                    108,360              242,483
              Receivable due to property disposition                                               --               71,724
                                                                                       --------------       --------------
                   Total Current Assets                                                       109,417              315,247
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                   13,860,727           13,861,078
         Less-Accumulated depreciation, depletion
              and amortization                                                            (11,085,998)         (11,006,640)
                                                                                       --------------       --------------
                                                                                            2,774,729            2,854,438
                                                                                       --------------       --------------
                                                                                       $    2,884,146       $    3,169,685
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       90,948       $      197,080
                                                                                       --------------       --------------

         Deferred Revenues                                                                    133,010              134,449

         Partners' Capital                                                                  2,660,188            2,838,156
                                                                                       --------------       --------------
                                                                                       $    2,884,146       $    3,169,685
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996             1997                1996
                                              --------------    ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       107,917   $       205,984  $       289,414   $       530,017
   Interest income                                        582               533            1,046               999
   Other                                                1,557             7,448            3,398            10,152
                                              ---------------   ---------------  ---------------   ---------------
                                                      110,056           213,965          293,858           541,168
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     59,083            57,195          112,116           131,705
   Production taxes                                     4,421            11,362           14,300            22,382
   Depreciation, depletion
      and amortization                                 39,116            56,050           79,358           137,214
   General and administrative                          39,415            34,418           75,614            69,172
   Interest expense                                        --             4,397               --            13,654
                                              ---------------   ---------------  ---------------   ---------------
                                                      142,035           163,422          281,388           374,127
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (31,979)  $        50,543  $        12,470   $       167,041
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $         (2.39)  $          3.35  $           .83   $         11.08
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                ---------------------------------------
                                                                                      1997                     1996
                                                                                ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       12,470          $       167,041
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          79,358                  137,214
      Change in gas imbalance receivable
          and deferred revenues                                                         (1,439)                 (11,430)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            134,123                   31,098
        (Increase) decrease in receivable due to property disposition                   71,724                       --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (106,132)                (387,979)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                              190,104                  (64,056)
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (2,125)                 (23,723)
    Proceeds from sales of oil and gas properties                                        2,476                  176,818
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                                  351                  153,095
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (190,438)                 (53,412)
    Payments on note payable                                                                --                  (36,504)
                                                                                --------------          ---------------
      Net cash provided by (used in) financing activities                             (190,438)                 (89,916)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        17                     (877)
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,040                    1,877
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,057          $         1,000
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $        14,571
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Oil and gas sales declined $98,068 or 48 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 37 percent in gas production and 40 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 19 percent or $.38/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 30 percent or $16,934.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Six Months Ended June 30, 1997 and 1996

      Oil and gas sales decreased $240,603 or 45 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 39 percent in gas production and 38 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 23 percent or $.45/MCF partially offset the production declines.

      Associated depreciation expense declined 42 percent or $57,856.

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


                                           SWIFT ENERGY INCOME
                                           PARTNERS 1987-A, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner


Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   -------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   -------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer