Form 10-Q
period 1997-09-30
SWIFT ENERGY INCOME PARTNERS 1987-A LTD
filed 1997-11-07
CIK 820155

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to ______________________

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                       PAGE
ITEM 1.    Financial Statements

 Balance Sheets

     - September 30, 1997 and December 31, 1996                                          3

 Statements of Operations

     - Three month and nine month periods ended September 30, 1997 and 1996              4

 Statements of Cash Flows

     - Nine month periods ended September 30, 1997 and 1996                              5

 Notes to Financial Statements                                                           6

ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                 7

PART II.    OTHER INFORMATION                                                            9


SIGNATURES                                                                              10

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,071       $        1,040
              Oil and gas sales receivable                                                    114,300              242,483
              Receivable due to property disposition                                               --               71,724
              Other                                                                             5,488                   --
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       120,859              315,247
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   13,874,587           13,861,078
         Less-Accumulated depreciation, depletion
              and amortization                                                            (11,122,880)         (11,006,640)
                                                                                       ---------------      ---------------
                                                                                            2,751,707            2,854,438
                                                                                       ---------------      ---------------
                                                                                       $    2,872,566       $    3,169,685
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      130,023       $      197,080
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    131,923              134,449

         Partners' Capital                                                                  2,610,620            2,838,156
                                                                                       ---------------      ---------------
                                                                                       $    2,872,566       $    3,169,685
                                                                                       ===============      ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       120,902   $       227,598  $       410,315   $       757,615
   Interest income                                        639               534            1,684             1,533
   Other                                                1,169             4,116            4,567            14,269
                                              ---------------   ---------------  ---------------   ---------------
                                                      122,710           232,248          416,566           773,417
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     51,481            59,820          163,597           191,525
   Production taxes                                     6,602            11,498           20,902            33,880
   Depreciation, depletion
      and amortization                                 36,882            56,046          116,240           193,260
   General and administrative                          12,056            29,565           87,668            98,738
   Interest expense                                       665             1,263              665            14,917
                                              ---------------   ---------------  ---------------   ---------------
                                                      107,686           158,192          389,072           532,320
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        15,024   $        74,056  $        27,494   $       241,097
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          1.00   $          4.91  $          1.82   $         16.00
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                    1997                     1996
                                                                               ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       27,494          $       241,097
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         116,240                  193,260
      Change in gas imbalance receivable
         and deferred revenues                                                          (2,526)                 (17,149)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            128,183                    9,104
        (Increase) decrease in receivable due to property disposition                   71,724                       --
        (Increase) decrease in other current assets                                     (5,488)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (67,057)                (435,188)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     268,570                   (8,876)
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (15,985)                 (29,525)
    Proceeds from sales of oil and gas properties                                        2,476                  176,209
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (13,509)                 146,684
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (255,030)                (102,162)
    Payments on note payable                                                                --                  (36,504)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (255,030)                (138,666)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        31                     (858)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,040                    1,877
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,071          $         1,019
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $        15,834
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $106,696 or 47 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 38 percent in gas production and 46 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 27 percent or $5.44/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 34 percent or $19,164.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $347,300 or 46 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 39 percent in gas production and 41 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 16 percent or $.32/MCF partially offset the production declines.

      Associated depreciation expense declined 40 percent or $77,020.

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


                                         SWIFT ENERGY INCOME
                                         PARTNERS 1987-A, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner


Date:  November 4, 1997       By:        /s/ John R. Alden
       ----------------                  --------------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:  November 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
       ----------------                  --------------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer