Form 10-Q
period 1998-06-30
SWIFT ENERGY INCOME PARTNERS 1987-A LTD
filed 1998-08-12
CIK 820155

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

                                      INDEX




PART I.    FINANCIAL INFORMATION                                                         PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                      3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997           4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                           5

            Notes to Financial Statements                                                  6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                   7

PART II.    OTHER INFORMATION                                                              9


SIGNATURES                                                                                10

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                                 BALANCE SHEETS



                                                                                           June 30,           December 31,
                                                                                             1998                 1997
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,722       $        1,095
              Oil and gas sales receivable                                                    126,493              393,020
              Other                                                                             9,096                6,917
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        137,311              401,032
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                 374                   --
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   13,747,558           13,697,598
         Less-Accumulated depreciation, depletion
              and amortization                                                            (11,254,897)         (11,173,762)
                                                                                       ---------------      ---------------
                                                                                            2,492,661            2,523,836
                                                                                       ---------------      ---------------
                                                                                       $    2,630,346       $    2,924,868
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       75,708       $      104,965
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    115,737              133,437

         Limited Partners' Capital (15,071.79 Limited Partnership Units;
                                   $1,000 per unit)                                         2,345,433            2,565,085
         General Partners' Capital                                                             93,468              121,381
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   2,438,901            2,686,466
                                                                                       ---------------      ---------------
                                                                                       $    2,630,346       $    2,924,868
                                                                                       ==============       ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       109,476   $       107,917  $       157,457   $       289,414
   Interest income                                      1,384               582            3,075             1,046
   Other                                                  505             1,557              894             3,398
                                              ---------------   ---------------  ---------------   ---------------
                                                      111,365           110,056          161,426           293,858
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     41,441            59,083           98,585           112,116
   Production taxes                                     4,920             4,421            8,149            14,300
   Depreciation, depletion
      and amortization                                 51,898            39,116           81,135            79,358
   General and administrative                          35,230            39,415           75,808            75,614
                                              ---------------   ---------------  ---------------   ---------------
                                                      133,489           142,035          263,677           281,388
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (22,124)  $       (31,979) $      (102,251)  $        12,470
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $         (1.47)  $         (2.12) $         (6.78)  $           .83
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (102,251)         $        12,470
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          81,135                   79,358
      Change in gas imbalance receivable
          and deferred revenues                                                        (18,074)                  (1,439)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            266,527                  134,123
        (Increase) decrease in other current assets                                     (2,179)                      --
        Increase (decrease) in accounts payable                                        (29,257)                (106,132)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              195,901                  118,380
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (49,960)                  (2,125)
    Proceeds from sales of oil and gas properties                                           --                    2,476
    (Increase) decrease in receivable due to property disposition                           --                   71,724
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              (49,960)                  72,075
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (145,314)                (190,438)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       627                       17
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,095                    1,040
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,722          $         1,057
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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $195,901 and $118,380 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $145,314 and $190,438 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Oil and gas sales increased $1,559 or 2 percent in the second quarter of 1998 when compared to the same period in 1997, primarily due to increased gas prices and production. An increase in gas prices of 16 percent or $.27/MCF and in gas production of 14 percent had a significant impact on partnership performance. Current quarter oil production declined 36 percent and oil prices declined 31 percent or $5.01/BBL when compared to second quarter 1997 production volumes, partially offsetting the effect of increased gas prices and production.

      Associated depreciation expense increased 33 percent or $12,782.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $131,957 or 46 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 26 percent or $.63/MCF and in oil prices of 42 percent or $7.56/BBL had a significant impact on partnership performance. Also, current period oil and gas production declined 52 percent and 11 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes.

      Associated depreciation expense increased 2 percent or $1,777 in 1998 compared to the first six months of 1997.

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


                                              SWIFT ENERGY INCOME
                                              PARTNERS 1987-A, LTD.
                                              (Registrant)

                                   By:        SWIFT ENERGY COMPANY
                                              Managing General Partner


Date:     August 4, 1998           By:        /s/ John R. Alden
          --------------                      ----------------------------------
                                              John R. Alden
                                              Senior Vice President, Secretary
                                              and Principal Financial Officer

Date:     August 4, 1998           By:        /s/ Alton D. Heckaman, Jr.
          --------------                      ----------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President, Controller
                                              and Principal Accounting Officer