Form 10-K405
period 1998-12-31
SWIFT ENERGY INCOME PARTNERS 1987-A LTD
filed 1999-03-24
CIK 820155

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       Documents Incorporated by Reference

Document                                          Incorporated as to

    Registration Statement No. 33-1875              Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1998

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

ITEM NO.                    PART I                                 PAGE
                                                                   ----
   1       Business                                                I-1
   2       Properties                                              I-4
   3       Legal Proceedings                                       I-7
   4       Submission of Matters to a Vote of
             Security Holders                                      I-7


                            PART II

   5       Market Price of and Distributions on the
             Registrant's Units and Related Limited
             Partner Matters                                      II-1
   6       Selected Financial Data                                II-2
   7       Management's Discussion and Analysis o f
             Financial Condition and Results of Operations        II-2
   8       Financial Statements and Supplementary Data            II-4
   9       Disagreements on Accounting and Financial
             Disclosure                                           II-4


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

         At December 31, 1998, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1998, Swift had 203 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.


Item 2.  Properties

         As of December 31, 1998, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 69% of the value is from the Giddings Field in Fayette and Burleson Counties, Texas (NRG acquisition). The wells produce from the Austin Chalk and Edwards horizons.

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


                                             Net Production
                                  ------------------------------------
                                           For the Years Ended
                                              December 31,
                                  ------------------------------------
                                     1998         1997          1996
                                  ---------     ---------     --------
Net Volumes (Equivalent MCFs)     182,563       219,492       360,813

Average Sales Price
   per Equivalent MCF             $1.81         $2.61         $2.45

Average Production Cost
   per Equivalent MCF
   (includes production taxes)    $0.83         $1.27         $0.76

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1998, 1997 and 1996. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                            1998                          1997                        1996
                                    ----------------------     -----------------------       ---------------------
                                                  Natural                      Natural                     Natural
                                      Oil           Gas           Oil            Gas          Oil            Gas
                                    -------      --------      -------        --------       -------      --------
                                    (BBLS)         (MMCF)        (BBLS)         (MMCF)       (BBLS)         (MMCF)
Proved developed
   reserves at end of year           49,594         1,256        98,910          2,110       193,721         3,067
                                    -------        ------       -------          -----       -------         -----
Proved reserves
   Balance at beginning
     of year                        109,035         2,487       209,480          3,533       233,261         4,330

   Extensions, discoveries
      and other additions                --            --            --             --            --            --

   Revisions of previous
     estimates                      (45,470)         (738)      (32,798)          (709)       24,936           144

   Sales of minerals in
     place                               --            --       (58,197)          (174)      (32,388)         (678)

   Production                        (4,980)         (153)       (9,450)          (163)      (16,329)         (263)
                                    -------        ------       -------          -----       -------         -----

   Balance at end of year            58,585         1,596       109,035          2,487       209,480         3,533
                                    -------        ------       -------          -----       -------         -----

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

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1998:

                                                                 Reserves
                                                             December 31, 1998
                                                           ---------------------

                                                                           Natural                  Wells
                                                         Oil                 Gas            ----------------------
Acquisition                 State(s)                   (BBLS)              (MMCF)            Gross            Net
-----------                 ---------                  ------              -------          ------          -------
Kaiser-Francis II          KS, LA, OK, TX                2,773               524                9             0.634
NRG                        TX                           36,192               805               74             5.696
Bracken                    TX                           14,118               245               45             0.728
Norcen Explorer            WY                            5,502                22               29             0.239
                                                       -------             -----             ----            ------
                                                        58,585             1,596              157             7.297
                                                       -------             -----             ----            ------

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1998 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1998 and the date of this report.

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

Holders

         As of December 31, 1998, there were 1,800 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1997 and 1998, the Partnership distributed a total of $290,200 and $203,500, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1999, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1998, 1997, 1996, 1995, and 1994, should be read in conjunction with the financial statements included in Item 8.

                                  1998               1997               1996              1995             1994
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $     340,304      $     728,128      $   1,032,729      $      844,857    $   1,151,362
Income (Loss)              $    (643,503)     $     168,839      $     303,881      $     (635,181)   $    (195,311)
Total Assets               $   1,947,728      $   2,924,868      $   3,169,685      $    3,551,875    $   4,351,337
Cash Distributions         $     236,078      $     320,529      $     152,952      $      180,818    $     426,978
Long Term Obligations      $          --      $          --      $          --      $           --    $      36,504
Limited Partners' Net
 Income (Loss) Per Unit    $      (35.32)     $       10.07      $       17.99      $       (37.64)   $      (10.30)
Limited Partners' Cash
 Distributions Per Unit    $       13.50      $       19.25      $        7.01      $        10.25    $       24.99


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $293,998, $85,380 and $51,814 in 1998, 1997 and 1996, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $256,322 and $209,045 in 1997 and 1996, respectively. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures totaled $57,110, $21,118 and $72,240 in 1998, 1997 and 1996, respectively. Cash distributions totaled $236,078, $320,529 and $152,952 in 1998, 1997 and 1996, respectively.

         Subject to 1999 market conditions remaining comparable with 1998 the Managing General Partner ("MGP") anticipates an increase in liquidity provided that certain development work scheduled in 1999 is completed successfully. The Partnership plans to spend in the next four years an estimated $274,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The MGP anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales decreased 50 percent in 1998 vs. 1997. A decline in the 1998 gas prices received of 27 percent or $.68/MCF had a significant impact on partnership performance. The average sales price per equivalent MCF decreased 31 percent in 1998 as gas prices decreased 27 percent and oil prices declined 44 percent. Also, production volumes decreased 17 percent due to normal depletion. Oil production decreased 47 percent and gas production declined 6 percent.

         Production cost per equivalent MCF decreased 35 percent in 1998 compared to 1997 as total production costs decreased 45 percent in 1998.

         Associated depreciation expense increased 10 percent in 1998 when compared to 1997.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.


         The Partnership recorded an additional provision in depreciation, depletion and amortization in 1998 of $553,665 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

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

         During 1999, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1998. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1999, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Year 2000

         The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. By mid-1999, the Managing General Partner expects the mission critical systems to be either replaced or updated and testing to be virtually completed.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed by mid-1999.

         The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase. The Partnership's share of this cost is expected to be insignificant.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.


         The failure to correct a material Year 2000 problem could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner is contacting its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 12, 1999 regarding the directors and executive officers of Swift.

                                       Position(s) with
         Name             Age      Swift and Other Companies
         ----             ---      -------------------------

                                   DIRECTORS
A. Earl Swift             65       Chief Executive Officer and
                                   Chairman of the Board

Virgil N. Swift           70       Executive Vice President - Business
                                   Development, Vice Chairman of the Board

G. Robert Evans           67       Director of Swift; Chairman of the Board,
                                   Material Sciences Corporation;
                                   Director, Consolidated Freightways, Inc.,
                                   Fibreboard  Corporation,   Elco  Industries,
                                   and Old Second Bancorp

Raymond O. Loen           74       Director of Swift; President, R. O. Loen
                                   Company

Henry C. Montgomery       63       Director of Swift; Chairman of the Board,
                                   Montgomery Financial Services Corporation;
                                   Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       50       Director of Swift; President, Somerset
                                   Properties, Inc.

Harold J. Withrow         71       Director of Swift

                                   EXECUTIVE OFFICERS

Terry E. Swift            43       President, Chief Operating Officer

John R. Alden             53       Senior Vice President - Finance,
                                   Chief Financial Officer and Secretary

Bruce H. Vincent          51       Senior Vice President - Funds Management

James M. Kitterman        54       Senior Vice President - Operations

Joe A. D'Amico            50       Senior Vice President- Exploration and
                                   Development

Alton D. Heckaman, Jr.    41       Vice President - Finance and Controller


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

               Balance Sheets as of December 31, 1998 and 1997     IV-3

               Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996                 IV-4

               Statements of Partners' Capital for the years
                  ended December 31, 1998, 1997 and 1996           IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996                 IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Income Partners 1987-A, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1987-A, Ltd., (a Texas limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1987-A, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.






                               ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1999

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                                                                            1998                 1997
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,905       $        1,095
              Oil and gas sales receivable                                                     90,342              393,020
              Other                                                                            11,604                6,917
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        103,851              401,032
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                 374                   --
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   13,754,708           13,697,598
         Less-Accumulated depreciation, depletion
              and amortization                                                            (11,911,205)         (11,173,762)
                                                                                       ---------------      ---------------
                                                                                            1,843,503            2,523,836
                                                                                       ---------------      ---------------
                                                                                       $    1,947,728       $    2,924,868
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       30,201       $      104,965
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    110,642              133,437

         Limited Partners' Capital (15,071.79 Limited Partnership Units;
                                   $1,000 per unit)                                         1,717,053            2,565,085
         General Partners' Capital                                                             89,832              121,381
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   1,806,885            2,686,466
                                                                                       ---------------      ---------------
                                                                                       $    1,947,728       $    2,924,868
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                      1998            1997               1996
                                                                ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $       332,698  $       662,006   $     1,014,653
   Interest income                                                        5,767           59,842             1,068
   Other                                                                  1,839            6,280            17,008
                                                                ---------------  ---------------   ---------------
                                                                        340,304          728,128         1,032,729
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      132,988          243,628           225,401
   Production taxes                                                      18,884           34,493            48,435
   Depreciation, depletion
       and amortization -
          Normal provision                                              183,778          167,122           253,905
          Additional provision                                          553,665               --                --
   General and administrative                                            93,942          111,987           185,930
   Interest expense                                                         550            2,059            15,177
                                                                ---------------  ---------------   ---------------
                                                                        983,807          559,289           728,848
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $      (643,503) $       168,839   $       303,881
                                                                ===============  ===============   ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                  Limited           General         Combining
                                                  Partners          Partners        Adjustment           Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                         $     2,323,376   $       123,351  $       240,500     $    2,687,227

Income (Loss)                                         271,125            48,407          (15,651)           303,881

Cash Distributions                                   (105,600)          (47,352)              --           (152,952)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               2,488,901           124,406          224,849          2,838,156
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         151,839            27,304          (10,304)           168,839

Cash Distributions                                   (290,200)          (30,329)              --           (320,529)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                               2,350,540           121,381          214,545          2,686,466
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                        (532,349)            1,029         (112,183)          (643,503)

Cash Distributions                                   (203,500)          (32,578)              --           (236,078)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1998                         $     1,614,691   $        89,832  $       102,362     $     1,806,885
                                               ==============   ===============  ===============    ===============



Limited Partners' net income (loss)
    per unit

      1996                                    $         17.99
                                                    =========
      1997                                    $         10.07
                                                    =========
      1998                                    $        (35.32)
                                                    =========


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                       1998              1997             1996
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $      (643,503)  $       168,839  $       303,881
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           737,443           167,122          253,905
      Change in gas imbalance receivable
          and deferred revenues                                                          (23,169)           (1,012)         (15,145)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              302,678          (150,537)         (12,957)
        (Increase) decrease in other current assets                                       (4,687)           (6,917)              --
        Increase (decrease) in accounts payable                                          (74,764)          (92,115)        (477,870)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    293,998            85,380           51,814
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (57,110)          (21,118)         (72,240)
    Proceeds from sales of oil and gas properties                                             --           256,322          209,045
                                                                                 ---------------   ---------------   ---------------
                  Net cash provided by (used in) investing activities                    (57,110)          235,204          136,805
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (236,078)         (320,529)        (152,952)
    Payments on note payable                                                                  --                --          (36,504)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) financing activities                   (236,078)         (320,529)        (189,456)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         810                55             (837)
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             1,095             1,040            1,877
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $         1,905   $         1,095  $         1,040
                                                                                 ===============   ===============  ===============
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                      $           550   $         2,059  $        16,094
                                                                                 ===============   ===============  ===============
Supplemental disclosure of non-cash investing activities:
  Oil and gas properties disposition for which cash will be
  received in a subsequent period                                                $            --   $            --  $        71,724
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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the limited partners and 15 percent to the general partners. After a certain period of partnership operations, but prior to partnership payout, as defined, one-third of these costs and revenues otherwise allocable to the general partners will be reallocated to the limited partners if the cash distribution rate (as defined in the Partnership Agreement) is less than 17.5 percent. Through December 31, 1988, the Partnership's continuing costs and revenues were allocated 85 percent to the limited partners and 15 percent to the general partners. Thereafter one-third of the general partners' share was reallocated to the limited partners as the cash distribution rate fell below
17.5 percent. Payout had not occurred as of December 31, 1998.

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

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1998, 1997 and 1996.

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                             Year Ended December 31,
                                   --------------------------------------------
                                      1998               1997             1996
                                   ---------            ------          -------
         Acquisition of
           proved properties       $      --        $       --        $      --

         Development                  57,110            21,118           72,240
                                      ------            ------          -------
                                   $  57,110        $   21,118        $  72,240
                                      ------            ------          -------


         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         During 1998, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for depreciation, depletion and amortization of $553,665. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1998 resulting in a valuation allowance of $453,767. This amount is included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $376,795  for  managing  and   overseeing  the  offering  of  limited
partnership units.

         A one-time management fee of $376,795 was paid to Swift in 1987 for services related to the evaluation of oil and gas properties and for general services performed for the Partnership. During 1998, 1997 and 1996, the Partnership paid Swift $47,487, $46,630 and $124,955, respectively, as general and administrative overhead allowances.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1998, 1997 and 1996 was $21,737, $216,211 and $498,568, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 12, 1999                 By:      s/b A. Earl Swift
           --------------                    -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      March 12, 1999                 By:      s/b John R. Alden
           --------------                    -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 12, 1999                 By:      s/b Alton D. Heckaman, Jr.
           --------------                    -----------------------------------
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

                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     March 12, 1999                  By:      s/b A. Earl Swift
          --------------                     -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     March 12, 1999                  By:      s/b Virgil N. Swift
          --------------                     -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD


Date:      March 12, 1999                 By:      s/b G. Robert Evans
           --------------                    -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      March 12, 1999                 By:      s/b Raymond O. Loen
           --------------                    -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      March 12, 1999                 By:      s/b Henry C. Montgomery
           --------------                    -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      March 12, 1999                 By:      s/b Clyde W. Smith, Jr.
           --------------                    -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      March 12, 1999                 By:      s/b Harold J. Withrow
           --------------                    -----------------------------------
                                             Harold J. Withrow
                                             Director