Form 10-K
period 1999-12-31
SWIFT ENERGY INCOME PARTNERS 1987-A LTD
filed 2000-03-28
CIK 820155

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ----------------     -----------------


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

                       Documents Incorporated by Reference

Document                                                Incorporated as to

    Registration Statement No. 33-1875                    Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

ITEM NO.                                             PART I                        PAGE
--------                                             ------                        ----
   1                       Business                                                 I-1
   2                       Properties                                               I-4
   3                       Legal Proceedings                                        I-6
   4                       Submission of Matters to a Vote of
                             Security Holders                                       I-6


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

         At December 31, 1999, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

Competition, Markets and Regulations

         Competition

         The oil and gas industry is highly competitive in all its phases. The Partnership encounters strong competition from many other oil and gas producers, many of which possess substantial financial resources, in acquiring economically desirable Producing Properties.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

Item 2.  Properties

         As of December 31, 1999, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 65% of the value is from the Giddings Field in Fayette and Burleson Counties, Texas (NRG acquisition). The wells produce from the Austin Chalk and Edwards horizons.

         2. The AWP field in McMullen County, Texas (Bracken acquisition). The wells produce from the Olmos formation, accounting for 18% of the value.

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

                                                  Net Production
                                    --------------------------------------
                                                For the Years Ended
                                                   December 31,
                                    --------------------------------------
                                       1999            1998         1997
                                    --------        --------      --------
Net Volumes (Equivalent MCFs)        133,355         182,563      219,492

Average Sales Price
   per Equivalent MCF                 $2.27           $1.81        $2.61

Average Production Cost
   per Equivalent MCF
   (includes production taxes)        $0.70           $0.83        $1.27

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------------------
                                             1999                          1998                        1997
                                    ----------------------      -----------------------      ----------------------
                                                    Natural                     Natural                     Natural
                                       Oil           Gas           Oil           Gas           Oil            Gas
                                    --------        ------      --------        -------      --------        ------
                                     (BBLS)         (MMCF)       (BBLS)         (MMCF)        (BBLS)         (MMCF)
Proved developed
   reserves at end of year            57,688         1,314        49,594          1,256        98,910         2,110
                                    ========        ======      ========         ======      ========        ======
Proved reserves
   Balance at beginning
     of year                          58,585         1,596       109,035          2,487       209,480         3,533

   Extensions, discoveries
      and other additions                 --            --            --             --            --            --

   Revisions of previous
     estimates                        13,258           192       (45,470)          (738)      (32,798)         (709)

   Sales of minerals in
     place                            (1,906)          (20)           --             --       (58,197)         (174)

   Production                         (3,258)         (114)       (4,980)          (153)       (9,450)         (163)
                                    --------         -----       -------          -----       -------        ------

   Balance at end of year             66,679         1,654        58,585          1,596       109,035         2,487
                                    ========        ======      ========         ======      ========        ======

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

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1999:

                                                                 Reserves
                                                             December 31, 1999
                                                           ---------------------
                                                                     Natural             Wells
                                                         Oil           Gas       -------------------
Acquisition                 State(s)                   (BBLS)        (MMCF)      Gross        Net
----------                  ---------                  ------        -------     -----       -------
Kaiser-Francis II          KS, LA, OK, TX                2,733         468           9         0.634
NRG                        TX                           45,205         938          74         5.696
Bracken                    TX                           13,889         248          45         0.728
Norcen Explorer            WY                            4,852          --          29         0.239
                                                       -------       -----        ----       -------
                                                        66,679       1,654         157         7.297
                                                       =======       =====       =====       =======

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 1,346 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1998 and 1999, the Partnership distributed a total of $203,500 and $94,200, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996, and 1995, should be read in conjunction with the financial statements included in Item 8.

                                1999               1998               1997              1996              1995
                           -------------      -------------      --------------    -------------     -------------
Revenues                   $     309,742      $     340,304      $      728,128    $   1,032,729     $     844,857
Income (Loss)              $     (36,465)     $    (643,503)     $      168,839    $     303,881     $    (635,181)
Total Assets               $   1,822,935      $   1,947,728      $    2,924,868    $   3,169,685     $   3,551,875
Cash Distributions         $     107,840      $     236,078      $      320,529    $     152,952     $     180,818
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
  Income (Loss) Per Unit   $       (2.03)     $      (35.32)     $        10.07    $       17.99     $      (37.64)
Limited Partners' Cash
  Distributions Per Unit   $        6.25      $       13.50      $        19.25    $        7.01     $       10.25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

      Net cash provided by operating activities totaled $95,253, $293,998 and $85,380 in 1999, 1998 and 1997, respectively. In 1999, cash provided by operating activities and cash distributions were effected by production declines from the Partnership's depleting property interests. Cash provided by property sale proceeds totaled $25,340 and $256,322 in 1999 and 1997, respectively. Capital expenditures totaled $12,650, $57,110 and $21,118 in 1999, 1998 and 1997, respectively. Cash distributions totaled $107,840, $236,078 and $320,529 in 1999, 1998 and 1997, respectively. Cash distributions in 1999 were effected by low oil and gas prices received during the first part of this year.

      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. Subject to 2000 market conditions remaining comparable with 1999, the Managing General Partner anticipates an increase in liquidity provided that certain development work scheduled in 2000 is completed successfully. The Partnership plans to spend in the next three years an estimated $297,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

Results of Operations

         Oil and gas sales declined $28,235 or 8 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 27 percent as oil and gas production declined 35 percent and 26 percent, respectively, when compared to 1998. Production declines were a result of the accelerated depletion of the Partnership's mature wells. Oil prices increased 74 percent or $7.11/BBL to an average of $16.78/BBL and gas prices increased 18 percent or $0.33/MCF to an average of $2.17/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF decreased 16 percent in 1999 compared to 1998, and total production costs decreased 38 percent in 1999, due to production declines.

         Total depreciation expense for 1999 decreased 80 percent or $592,880 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total depreciation expense. Normal depreciation expense decreased 21 percent or $39,215 in 1999 compared to 1998, related to the decline in production volumes.

         The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, is below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1999, the Partnership would have recorded an additional provision in the first quarter of 1999 in the amount of $34,400. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date for the first quarter, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

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

         During 2000, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1999. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 2000, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                      Position(s) with
         Name                  Age                Swift and Other Companies
         ----                  ---                -------------------------
                                      DIRECTORS
                                      ---------
A. Earl Swift                  66            Chief Executive Officer and
                                             Chairman of the Board

Virgil N. Swift                71            Executive Vice President - Business
                                             Development, Vice Chairman of the Board

G. Robert Evans                68            Director of Swift; Chairman of the Board,
                                             Material Sciences Corporation;
                                             Director, Consolidated Freightways, Inc.,
                                             Fibreboard Corporation, Elco Industries, and
                                             Old Second Bancorp

Raymond O. Loen                75            Director of Swift; President, R. O. Loen
                                             Company

Henry C. Montgomery            64            Director of Swift; Chairman of the Board,
                                             Montgomery Financial Services Corporation;
                                             Director, Southwall Technology Corporation

Clyde W. Smith, Jr.            51            Director of Swift; President, Somerset
                                             Properties, Inc.

Harold J. Withrow              72            Director of Swift

                                      EXECUTIVE OFFICERS
                                      ------------------

Terry E. Swift                 44            President

Joe A. D'Amico                 51            Chief Operating Officer

John R. Alden                  54            Senior Vice President - Finance,
                                             Chief Financial Officer and Secretary

Bruce H. Vincent               52            Senior Vice President - Funds Management

James M. Kitterman             55            Senior Vice President - Operations

Alton D. Heckaman, Jr.         42            Vice President - Finance and Controller

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 3,581 Limited Partnership Units, which is 23.76 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

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

                                     III-2

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                                   PAGE NO.
               --------------------                                                   --------
               Report of Independent Public Accountants                                 IV-2

               Balance Sheets as of December 31, 1999 and 1998                          IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                                      IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                                      IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                      IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Income Partners 1987-A, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1987-A, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1987-A, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                                     ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                         1999                  1998
                                                                    --------------        --------------
       ASSETS:

       Current Assets:
            Cash and cash equivalents                               $        2,008        $        1,905
            Oil and gas sales receivable                                   117,522                90,342
            Other                                                           16,781                11,604
                                                                    --------------        --------------
                 Total Current Assets                                      136,311               103,851
                                                                    --------------        --------------

       Gas Imbalance Receivable                                                374                   374
                                                                    --------------        --------------

       Oil and Gas Properties, using full cost
            accounting                                                  13,742,018            13,754,708
       Less-Accumulated depreciation, depletion
            and amortization                                           (12,055,768)          (11,911,205)
                                                                    --------------        --------------
                                                                         1,686,250             1,843,503
                                                                    --------------        --------------
                                                                    $    1,822,935        $    1,947,728
                                                                    ==============        ==============


       LIABILITIES AND PARTNERS' CAPITAL:

       Current Liabilities:
            Accounts Payable                                        $       68,446        $       30,201
                                                                    --------------        --------------

       Deferred Revenues                                                    91,909               110,642

       Limited Partners' Capital (15,072 Limited Partnership
                                    Units;  $1,000 per unit)             1,585,314             1,717,053
        General Partners' Capital                                           77,266                89,832
                                                                    --------------        --------------
                 Total Partners' Capital                                 1,662,580             1,806,885
                                                                    --------------        --------------
                                                                    $    1,822,935        $    1,947,728
                                                                    ==============        ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                      1999               1998               1997
                                                 ---------------     --------------     --------------

       REVENUES:
            Oil and gas sales                    $       304,463     $      332,698     $      662,006
            Interest income                                5,279              5,767             59,842
            Other                                             --              1,839              6,280
                                                 ---------------     --------------     --------------
                                                         309,742            340,304            728,128
                                                 ---------------     --------------     --------------


       COSTS AND EXPENSES:

            Lease operating                               76,839            132,988            243,628
            Production taxes                              16,707             18,884             34,493
            Depreciation, depletion
                 and amortization -
                    Normal                               144,563            183,778            167,122
                    Additional                                --            553,665                 --
            General and administrative                   108,098             93,942            111,987
            Interest expense                                 --                550              2,059
                                                 ---------------     --------------     --------------
                                                         346,207            983,807            559,289
                                                 ---------------     --------------     --------------
       NET INCOME (LOSS)                         $       (36,465)    $     (643,503)    $      168,839
                                                 ===============     ==============     ==============




                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                             Limited            General           Combining
                                            Partners           Partners          Adjustment            Total
                                         ---------------    ---------------    ---------------     ---------------
       Balance,
            December 31, 1996            $     2,488,901    $       124,406    $       224,849     $     2,838,156

       Income (Loss)                             151,839             27,304            (10,304)            168,839

       Cash Distributions                       (290,200)           (30,329)                --            (320,529)
                                         ---------------    ---------------    ---------------     ---------------

       Balance,
            December 31, 1997                  2,350,540            121,381            214,545           2,686,466
                                         ---------------    ---------------    ---------------     ---------------

       Income (Loss)                            (532,349)             1,029           (112,183)           (643,503)

       Cash Distributions                       (203,500)           (32,578)                --            (236,078)
                                         ---------------    ---------------    ---------------     ---------------

       Balance,
            December 31, 1998                  1,614,691             89,832            102,362           1,806,885
                                         ---------------    ---------------    ---------------     ---------------

       Income (Loss)                             (30,597)             1,074             (6,942)            (36,465)

       Cash Distributions                        (94,200)           (13,640)                --            (107,840)
                                         ---------------    ---------------    ---------------     ---------------

       Balance,
            December 31, 1999            $     1,489,894    $        77,266    $        95,420     $     1,662,580
                                         ===============    ===============    ===============     ===============



       Limited Partners' net income (loss)
            per unit

            1997                         $         10.07
                                         ===============

            1998                         $        (35.32)
                                         ===============

            1999                         $         (2.03)
                                         ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                               1999              1998              1997
                                                                           -------------    --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                         $     (36,465)   $     (643,503)   $     168,839
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                               144,563           737,443          167,122
          Change in gas imbalance receivable
               and deferred revenues                                             (18,733)          (23,169)          (1,012)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable               (27,180)          302,678         (150,537)
               (Increase) decrease in other current assets                        (5,177)           (4,687)          (6,917)
               Increase (decrease) in accounts payable                            38,245           (74,764)         (92,115)
                                                                           -------------    --------------    -------------
          Net cash provided by (used in) operating activities                     95,253           293,998           85,380
                                                                           -------------    --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                         (12,650)          (57,110)         (21,118)
     Proceeds from sales of oil and gas properties                                25,340                --          256,322
                                                                           -------------    --------------    -------------
          Net cash provided by (used in) investing activities                     12,690          (57,110)          235,204
                                                                           -------------    --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                             (107,840)         (236,078)        (320,529)
                                                                           -------------    --------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 103               810               55
                                                                           -------------    --------------    -------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     1,905             1,095            1,040
                                                                           -------------    --------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $       2,008    $        1,905    $       1,095
                                                                           =============    ==============    =============

Supplemental disclosure of cash flow information:

     Cash paid during the year for interest                                $          --    $          550    $       2,059
                                                                           =============    ==============    =============


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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the limited partners and 15 percent to the general partners. After a certain period of partnership operations, but prior to partnership payout, as defined, one-third of these costs and revenues otherwise allocable to the general partners will be reallocated to the limited partners if the cash distribution rate (as defined in the Partnership Agreement) is less than 17.5 percent. Through December 31, 1988, the Partnership's continuing costs and revenues were allocated 85 percent to the limited partners and 15 percent to the general partners. Thereafter one-third of the general partners' share was reallocated to the limited partners as the cash distribution rate fell below
17.5 percent. Payout had not occurred as of December 31, 1999.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

         Oil and gas revenues are reported using the entitlement method in which the Partnership recognizes its interest in oil and natural gas production as revenue.

Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1999, 1998 and 1997.

         Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                                Year Ended December 31,
                                        -----------------------------------
                                          1999           1998         1997
                                        --------       -------     --------
         Acquisition of
           proved properties            $     --       $    --     $     --

         Development                      12,650        57,110       21,118
                                        --------       -------     --------
                                        $ 12,650       $57,110     $ 21,118
                                        ========       =======     ========

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

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $376,795  for  managing  and   overseeing  the  offering  of  limited
partnership units.

         A one-time management fee of $376,795 was paid to Swift in 1987 for services related to the evaluation of oil and gas properties and for general services performed for the Partnership. During 1999, 1998 and 1997, the Partnership paid Swift $36,859, $47,487 and, $46,630, respectively, as general and administrative overhead allowances.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $58,142, $21,737 and $216,211, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                         SWIFT ENERGY INCOME
                                         PARTNERS 1987-A, LTD.
                                         (Registrant)

                                By:      SWIFT ENERGY COMPANY
                                          General Partner

Date:      March 10, 2000       By:      s/b A. Earl Swift
         ------------------              -----------------------------------
                                         A. Earl Swift
                                         Chief Executive Officer

Date:      March 10, 2000       By:      s/b John R. Alden
         ------------------              -----------------------------------
                                         John R. Alden
                                         Principal Financial Officer

Date:      March 10, 2000       By:      s/b Alton D. Heckaman, Jr.
         ------------------              -----------------------------------
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

                                         SWIFT ENERGY INCOME
                                         PARTNERS 1987-A, LTD.
                                         (Registrant)

                                         By:      SWIFT ENERGY COMPANY
                                         General Partner

Date:      March 10, 2000       By:      s/b A. Earl Swift
         -----------------               -----------------------------
                                         A. Earl Swift
                                         Director and Principal
                                         Executive Officer

Date:      March 10, 2000       By:      s/b Virgil N. Swift
         -----------------               -----------------------------
                                         Virgil N. Swift
                                         Director and Executive
                                         Vice President - Business
                                         Development

                    SWIFT ENERGY INCOME PARTNERS 1987-A, LTD.

                                   SIGNATURES




Date:      March 10, 2000       By:      s/b G. Robert Evans
         -----------------               -----------------------------
                                         G. Robert Evans
                                         Director

Date:      March 10, 2000       By:      s/b Raymond O. Loen
         -----------------               -----------------------------
                                         Raymond O. Loen
                                         Director

Date:      March 10, 2000       By:      s/b Henry C. Montgomery
         -----------------               -----------------------------
                                         Henry C. Montgomery
                                         Director

Date:      March 10, 2000       By:      s/b Clyde W. Smith, Jr.
         -----------------               -----------------------------
                                         Clyde W. Smith, Jr.
                                         Director

Date:      March 10, 2000       By:      s/b Harold J. Withrow
         -----------------               -----------------------------
                                         Harold J. Withrow
                                         Director